Form 10-Q
period 2012-12-31
Ideal Restaurant Group, Inc.
filed 2013-02-14
CIK 1556276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2012
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-184737

Ideal Restaurant Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	45-4237246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 North Avenue, Suite 200 New Rochelle, New York	10801
(Address of principal executive offices)	(Zip Code)

914-774-8811
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,000,000 shares of common stock as of February 6, 2013.

Ideal Restaurant Group, Inc.

ii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Ideal Restaurant Group, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheet

(Unaudited)

	December 31,	June 30,
	2012	2012

Assets
Cash and equivalents	$ 39,128	$ 51,000
Prepaid expenses	45	2,700
Total current assets	39,173	53,700

Total assets	$ 39,173	$ 53,700

Liabilities and Stockholders' Deficit

Accrued expenses	$ 15,178	$ 31,033
Accrued interest	1,991	741
Current portion of notes payable	50,000	-
Total current liabilities	67,169	31,774

Notes payable	25,000	50,000
Notes payable - related party	23,700	13,700
Total liabilities	115,869	95,474
Commitments and contingencies
Preferred stock, 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Paid-in capital	17,000	17,000
Accumulated deficit during the development stage	(97,696)	(62,774)
Total stockholders’ deficit	(76,696)	(41,774)

Total liabilities and stockholders' deficit	$ 39,173	$ 53,700

See accompanying notes to condensed consolidated financial statements.

Ideal Restaurant Group, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

			Period from Inception
	Three Months Ended	Six Months Ended	(December 22, 2011)
	December 31,	December 31,	to December 31,
	2012	2012	2012

Net revenues	$ -	$ -	$ -

Operating expenses:
Professional fees	9,150	27,995	72,215
General and administrative	2,915	5,115	22,928

Total operating expenses	12,065	33,110	95,143

Operating loss	(12,065)	(33,110)	(95,143)
Other expense:
Interest expense	(937)	(1,812)	(2,553)

Loss before income tax provision	(13,002)	(34,922)	(97,696)
Income tax provision	-	-	-
Net loss	$ (13,002)	$ (34,922)	$ (97,696)

Net loss per share - basic and diluted	$ (0.00)	$ (0.01)

Weighted average common shares
outstanding - basic and diluted	4,000,000	4,000,000

See accompanying notes to condensed consolidated financial statements.

Ideal Restaurant Group, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Stockholders' Deficit

 (Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception (December 22, 2011) and at December 31, 2011	-	$ -	$ -	$ -	$ -

Shares issued to employees for services	3,562,500	3,563	14,250		17,813
Shares issued to third parties for services	437,500	437	1,750		2,187
Warrants issued to third parties for services			1,000		1,000
Net loss	-	-	-	(62,774)	(62,774)

Balance at June 30, 2012	4,000,000	$ 4,000	$ 17,000	$ (62,774)	$ (41,774)

Net loss	-	-	-	(34,922)	(34,922)

Balance at December 31, 2012	4,000,000	$ 4,000	$ 17,000	$ (97,696)	$ (76,696)

See accompanying notes to condensed consolidated financial statements

Ideal Restaurant Group, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Period from Inception
	Six Months Ended	(December 22, 2011)
	December 31,	to December 31,
	2012	2012
Cash flows from operating activities:

Net loss	$ (34,922)	$ (97,696)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	-	21,000
Changes in assets and liabilities:
Prepaid expenses	2,655	(45)

Accrued expenses	(15,855)	15,178
Accrued interest	1,250	1,991
Net cash used in operating activities	(46,872)	(59,572)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable	25,000	75,000
Proceeds from notes payable - related party	10,000	23,700
Net cash provided by financing activities	35,000	98,700

Change in cash and equivalents	(11,872)	39,128

Cash and equivalents, beginning of period	51,000	-

Cash and equivalents, end of period	$ 39,128	$ 39,128

See accompanying notes to condensed consolidated financial statements.

Ideal Restaurant Group, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

(Unaudited)

Note 1:

Background and Basis of Presentation

Ideal Restaurant Group, Inc. (“the Company”) was incorporated on December 22, 2011 (Date of Inception) in the State of Florida and adopted year end of June 30. The Company is in the business of developing, operating and managing restaurants. We have one wholly owned subsidiary, Destiny Pancakes, LLC, which does not have any business activity.

The Company is a development stage company as it has not yet begun to generate revenues from its planned principal operations.  Ideal Restaurant prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results for the full fiscal years. While the Company’s management believes that the disclosures presented herein are adequate and not misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the period Since Inception (December 22, 2011) to June 30, 2012.

Note 2:

Going Concern and Operations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses, has had negative operational cash flows since inception, and has had no revenues.  The future of the Company is dependent upon future profitable operations and the development of the business plan.  Management expects to need to raise additional funds via loans and equity offerings.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Note 3:

Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and disclosure  of contingent  assets and  liabilities at the date of the condensed consolidated financial  statements and reported  amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Revenue Recognition

The Company has no revenues.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Due to losses, the Company has excluded the effects of potentially dilutive instruments from the calculation of diluted net loss because their effects would be anti-dilutive.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the condensed consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets as of December 31, 2012 as it has not determined that such assets are likely to be realized.

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns.

Recently Issued Accounting Pronouncements

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s condensed consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements, (“ASU 2012-04”).” This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. There have been no changes to previously reported stockholders’ deficit or net loss.

Note 4:

Income Taxes

The Company has experienced operating losses since inception. The Company has provided a full valuation allowance for all deferred tax assets because of the uncertainty regarding the utilization of the net operating loss carry forwards.

Income taxes are summarized as follows:

			Period from Inception
	Three months ended	Six months ended	(December 22, 2011)
	December 31,	December 31,	December 31,
	2012	2012	2012

Current provision (benefit)	$ (4,421)	$ (11,874)	$ (33,217)
Deferred provision	4,421	11,874	33,217
Net income tax (benefit) provision	$ -	$ -	$ -

While the Company’s statutory tax rate is 34%, its effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 5:

Notes Payable

On January 1, 2012 the Company entered into a promissory note whereby it borrowed $13,700 from the president of the Company.  Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest within twenty four months from the date of issuance.

On March 14, 2012 the Company received proceeds of $50,000 in exchange for an unsecured note payable to a third-party. This note bears interest at a rate of 5 percent per annum with quarterly interest payments due beginning March 31, 2012 and all principal and unpaid interest are due on September 14, 2013. The Company made an interest payment of $313 during the three months ended December 31, 2012; however, the Company received a waiver from the note holder and is not in default as of December 31, 2012.

On July 20, 2012 the Company entered into a promissory note whereby it borrowed $25,000 from a third-party.  Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and all interest accrued at the rate of 5% per annum within eighteen months.

On July 30, 2012 the Company entered into a promissory note whereby it borrowed $10,000 from the president of the Company.  Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest within twenty four months.

Note 6:

Stockholders’ Deficit

On December 22, 2011, the Company was incorporated and authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share.

On January 2, 2012, we issued:

-

3,500,000 shares of common stock to Rudy Southwell, the Company’s President, for pre-incorporation services valued at $17,500, and

-

62,500 shares of common stock to Tessle Robinson, the Company’s Vice President, for pre-incorporation services valued at $313, and

-

62,500 shares of common stock to Dana Robinson, a consultant, for pre-incorporation services valued at $313, and

-

175,000 shares of common stock to The Schooner Group, LLC, a consultant, for pre-incorporation services valued at $875.

-

200,000 shares of common stock to Public Financial Services, LLC, a consultant, for $1,000.

The fair value assigned to these transactions was determined based on the estimated fair value of the services rendered, as there was no history of equity transactions with third parties.

Note 7:

Warrants

On January 2, 2012, the Company entered into an agreement with Public Financial Services, LLC, a Florida limited liability company, to provide business consulting services for a period of twelve months, including to consult and advise about: (a) the Company’s corporate structure and strategic advice in connection with going public; (b) engaging appropriate SEC counsel, auditors, transfer agents and other professionals for the purpose of going public as a registered fully reporting public company; (c) assistance in the compilation of information necessary for preparation of this registration statement; (d) advice on responses to registration statement comments by the Securities and Exchange Commission and comments by FINRA regarding quotation of the Company’s securities and (e) compilation of the information necessary to achieve a Standard Manual exemption for secondary trading.

The Company has paid Public Financial Services, LLC (PFS) a cash consulting fee of $10,000. The Company also paid Public Financial Services, LLC a fee of $1,000, which PFS used to purchase 200,000 shares of the Company’s common stock, and a fee of $1,000 which they used to purchase 200,000 vested warrants with an exercise price of $5 per share for a term of five years. The warrants may not be exercised for eighteen months from the date of the agreement and are subject to cancellation if the company raises at least $10 million in equity financing within eighteen months of the agreement. The Company is obligated to pay additional cash consulting fees of $30,000 upon achievement of certain milestones.

Note 8:

Related Party Transactions

On January 1, 2012, the Company entered into an agreement with Mr. Southwell, its President. Under the terms of the written agreement, he is paid a salary of $150,000, earns a performance bonus of up to $20,000 for each restaurant opened and is entitled to three weeks of paid vacation and reimbursement of reasonable business expenses. The salary and bonus shall be paid in an amount not to exceed the monthly net-profit, which shall be defined as gross sales less all expenses, whether paid or accrued. Any amounts not paid as a result of insufficient monthly net-profit will not accrue and will not be payable in the future. The employment agreement has a term of five years, but can be terminated sooner with or without cause. If terminated without cause, the Company is obligated to pay Mr. Southwell a severance allowance of $100,000. Mr. Southwell is also entitled to the severance allowance in a change of control, cessation of business, merger with another company or bankruptcy.

On January 1, 2012, the Company entered into an agreement with Mr. Robinson, its Vice President. Under the terms of the written agreement, he is paid a salary of $100,000 and is entitled to three weeks of paid vacation and reimbursement of reasonable business expenses. The salary shall be paid in an amount not to exceed the Company’s monthly net-profit, which shall be defined as gross sales less all expenses, whether paid or accrued. Any amounts not paid as a result of insufficient monthly net-profit will not accrue and will not be payable in the future. The employment agreement has a term of three years, but can be terminated sooner with or without cause. If terminated without cause, the Company is obligated to pay Mr. Robinson a severance allowance of $50,000. Mr. Robinson is also entitled to the severance allowance in a change of control, cessation of business, merger with another company or bankruptcy.

On March 1, 2012, the Company entered into an agreement with Schooner to provide various services including but not limited to, bookkeeping, website development and management, recruitment and payroll processing. The agreement has a term of five years and requires the Company to pay $500 per week for the first 12 months, with 5% annual increases after the first year. The agreed upon fee for services will begin on the date of the Company’s public offering.

On July 17, 2012, The Schooner Group, LLC purchased 175,000 shares of common stock of the Company from its President, Rudolph Southwell for $875.

The Company incurred $0, $16,414, and $47,447 in legal fees related to the incorporation of the Company for the three months ended December 31, 2012, for the six months ended December 31, 2012, and for the period Since Inception (December 22, 2011) to December 31, 2012, respectively, provided by a related party who is also a shareholder of Schooner Group, LLC.

Note 9:

Commitments and Contingencies

Legal Proceedings

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2012.

Operating Leases and Service Contracts

The Company has no non-cancellable operating leases or service contracts.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•

the timing of the development of future products;

•

projections of costs, revenue, earnings, capital structure and other financial items;

•

statements of our plans and objectives;

•

statements regarding the capabilities of our business operations;

•

statements of expected future economic performance;

•

statements regarding competition in our market; and

•

assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Registration Statement on Form S-1. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements.  The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  This information should also be read in conjunction with our audited historical financial statements for the period Since Inception (December 22, 2011) to June 30, 2012, contained within the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 2, 2012.

Business Overview

Ideal Restaurant Group, Inc. plans to build and operate family dining restaurants which serve a broad range of entrees, appetizers, desserts and non-alcoholic beverages. While we have plans to open multiple restaurants, we cannot provide any assurance that we will be able to open any restaurant. We have not built, opened or operated a family dining restaurant to date.

We are a development stage company with limited financial resources and no revenues. We have relied upon the sale of promissory notes in unregistered private placement transactions to cover our expenses. Our reliance on capital from investors, our very limited operating history, our operating losses and other factors have led our independent auditors to express substantial doubt about our ability to continue as a going concern.

We were incorporated in Florida on December 22, 2011, at which time we commenced operations. Since incorporation, our management has been focused on developing our business plan, researching target markets to construct new family dining restaurants, researching franchise companies and raising $98,700 from our president and two individual investors.

Plan of Operations

Prior to the completion of this quarterly report on Form 10-Q, we have focused on identifying potential locations to construct our first family dining restaurant. We recently narrowed our search to the States of New York, New Jersey and recently Massachusetts. Our president has already conducted site visits at nine specific locations in New York, within the cities of Syracuse, Albany, Middletown, Queensbury, Plattsburg, Watertown, Ithica, Poughkeepsie and Buffalo. He also conducted site visits at three specific locations in Massachusetts, within the cities of Hadley, Kingston and Lanesborough.

After completing thorough site visits, our management conferenced with the landlord’s attorney and subsequently negotiated general terms and conditions based on their standard lease. We have not entered into any letter of intent or lease agreement. We plan to finalize terms and conditions after we raise at least $1,455,000 from an equity offering, which we believe would be sufficient to build-out, develop and operate our first family dining restaurant.

Prior to finalizing the terms and conditions of any lease agreement, we will also need to determine whether we will operate our first family dining restaurant independently or as a franchise. We believe a franchise could help us leverage the name brand, marketing and operations of an existing chain. A franchisor will likely have meaningful input into the specific location, square footage requirements and other issues which may impact the suitability of any specific location and the terms and conditions of any lease agreement we may enter into. There is no assurance we will successfully secure any acceptable franchise agreement. If we fail to enter into acceptable franchise agreements, we plan to build independently owned and operated family dining restaurants.

Our management has completed and submitted franchise applications with two large casual family dining franchisors, who offer a wide variety of breakfast, lunch, dinner and dessert options. Both franchise organizations have confirmed receipt of our application and have begun their review. At best, we believe our company will receive conditional approval as we do not believe we presently satisfy the requirements for approval by either franchise organization. Specifically, we will need to raise at least $1,455,000 from an equity offering, which we believe would be sufficient to build-out, develop and operate a franchised family dining restaurant. In addition, our management may not have sufficient expertise required by many franchise organizations. To address this potential concern, we have searched for and identified two potential candidates who could become a general manager of a franchised location. We do not have any agreement with either candidate and there is no assurance either would be willing to work for us, even if we become a franchisee.

Our management has also prepared estimated budgets for the build-out of our first family dining restaurant based on its previous experiences as well as numerous conversations with construction companies and experts.

During the next twelve months (beginning by March 2013), we plan the following business activities:

Description	Estimation Completion Date	Estimate Expenses ($)

Raise capital	August 2013	20,000
Select franchisor & negotiate franchise agreement	September 2013	5,000
Select restaurant location & negotiate lease agreement	September 2013	5,000
Select & engage construction firm	September 2013	5,000
Complete construction	March 2014	1,050,000
Staff and train employees	March 2014	25,000
Grand opening of first restaurant	March 2014	125,000

Subject to raising at least $1,455,000 by August 2013, we believe we can complete each of the business activities listed above and open our first restaurant to begin generating sales by March 2014. However, there can be no assurance we will achieve any of the milestones at all, or that any of the milestone will be achieved by any specific date or for the estimated expenses.

We are seeking up to $5,000,000 from an equity offering. To implement our business plan, we will need to raise at least $1,455,000. We plan to use each increment of $1,200,000 above $1,455,000 to construct, develop and operate additional family dining restaurants. For example, if we raise at least $2,655,000, we plan to build two family dining restaurants. If we raise more than $1,455,000 but less than the $1,200,000 necessary to build an additional family dining restaurant, we plan to set aside such incremental funds until we have an amount sufficient to build another family dining restaurant.

The proceeds of the equity offering are our sole source of investment capital. If we raise less than $1,455,000 from the sale of our shares under the equity offering, we will continue our current operations but will require additional capital from alternate sources to execute our business plan. We do not have any alternative source of capital at this time and there can be no assurance that any capital will be available on suitable terms. There is no assurance we will raise sufficient funds to implement our plan.

Results of Operations

From inception on December 22, 2011 to December 31, 2012:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $72,215 of professional fees and $22,928 of general and administrative expenses. $21,000 of our expenses were non-cash stock-based compensation. The $74,143 of our operating expenses paid in cash was for accounting, legal and consulting fees.

Net Loss: We had a net loss of $97,696 of which $21,000 was non-cash stock-based compensation.

The results of operations for the period January 1, 2012 to December 31, 2012 are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, business planning and preparing this registration statement.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, accounting, legal fees and relating to the development of family dining restaurants.

For the Six Months Ended December 31, 2012:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $27,995 of professional fees and $5,115 of general and administrative expenses.  The $33,110 of operating expenses paid in cash was for accounting, legal and consulting fees.

Net Loss: We had a net loss of $34,922.

The results of operations for the period July 1, 2012 to December 31, 2012 are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, business planning and preparing this registration statement.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, accounting, legal fees and relating to the development of family dining restaurants.

For the Three Months Ended December 31, 2012:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $9,150 of professional fees and $2,915 of general and administrative expenses.  The $12,065 of operating expenses paid in cash was for accounting, legal and consulting fees.

Net Loss: We had a net loss of $13,002.

The results of operations for the period October 1, 2012 to December 31, 2012 are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, business planning and preparing this registration statement.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, accounting, legal fees and relating to the development of family dining restaurants.

Liquidity and Capital Resources

As of December 31, 2012

Our balance sheet as of December 31, 2012 reflects cash assets of $39,128, prepaid expenses of $45 and $115,869 of liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Our cash came from the sale of promissory notes in which we raised $98,700 from our president and two individual investors.

Since January 1, 2012, we have been spending approximately $7,929 per month to support our current level of operations. The expenses include costs of legal, accounting and other expenses associated with the daily operations of our business.

Over the next 12 months, we anticipate needing at least $255,000  in cash to sustain business operations, including approximately $65,000 for the expenses associated with an equity offering, approximately $105,000 to pay off our promissory notes and approximately $85,000 for our legal, accounting and operating expenses. In addition, we anticipate requiring a total of $1,200,000 to build and operate a family dining restaurant and for administrative purposes.

We anticipate that we will receive sufficient proceeds from investors through an equity offering, to continue operations for at least the next twelve months; however, there is no assurance that such proceeds will be received and there are no agreements or understandings currently in effect from any potential investors.  Since the Company has generated no revenues to date, it is difficult to anticipate what future revenues might be, if any, and therefore, management has assumed for planning purposes only that it may need to sell common stock or enter into debt financing agreements in order to meet our cash needs over the coming 12 months.   We have no agreements or understandings for any of the above listed financing options. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms.  Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and financial condition. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

It is likely that our operating losses will increase in the future and it is very possible we will never achieve or sustain profitability. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

Going Concern

As of December 31, 2012, our reliance on capital from investors, our very limited operating history, our operating losses and other factors have led our independent auditors to express substantial doubt about our ability to continue as a going concern.

Promissory Notes

On March 14, 2012 we entered into a promissory note whereby we borrowed $50,000 from Raymond Golden. Under the terms of the unsecured promissory note, we are obligated to pay one lump sum of principal and all interest accrued at the rate of 5% per annum within eighteen months. The purpose of the loan was to ensure we had sufficient working capital if needed.

On June 30, 2012 we entered into a promissory note whereby we borrowed $25,000 from Ralph Redman. Under the terms of the unsecured promissory note, we are obligated to pay one lump sum of principal and all interest accrued at the rate of 5% per annum within eighteen months. The purpose of the loan was to ensure we had sufficient working capital if needed.

On January 1, 2012 and July 30, 2012, we entered into promissory notes whereby we borrowed $13,700 and $10,000, respectively, from Rudy Southwell, our president. Under the terms of the unsecured promissory notes, we are obligated to pay one lump sum of principal and no interest within twenty four months of the respective issuance date. The purpose of the loans was to ensure we had sufficient working capital if needed.

We do not currently have sufficient funds to repay all the notes.

Capital Requirements

To implement our business plan, we will need to raise at least $1,455,000. The proceeds of an equity offering are our sole source of investment capital.  If we raise less than $1,455,000 from the sale of our shares under an equity offering, we will continue our current operations but will require additional capital from alternate sources to execute our business plan. We do not have any alternative source of capital at this time and there can be no assurance that any capital will be available on suitable terms. There is no assurance we will raise sufficient funds to implement our plan.

If we raise sufficient funds, we plan to identify a desirable location for our first family dining restaurant and then determine whether we should proceed with our plans independently or through a franchise agreement. We believe a franchise could help us leverage the name brand, marketing and operations of an existing chain. Our management has completed and submitted franchise applications with two large casual family dining franchisors, who offer a wide variety of breakfast, lunch, dinner and dessert options.  There is no assurance we will successfully secure any acceptable franchise agreement. If we fail to enter into acceptable franchise agreements, we plan to build independently owned and operated family dining restaurants.

Once we identify desirable location and determine whether we will proceed independently or as part of a franchise chain, we plan to outsource the construction and development to third-parties. There is no assurance we will achieve any of the milestones at all, or that any of the milestone will be achieved by any specific date.

In the future, we plan to try and raise additional capital through the issuance of additional shares of common stock or preferred stock. If we issue additional shares of common stock in the future, our then-existing shareholders may face substantial dilution. If we issue preferred stock, we would be obligated to pay a substantial amount of interest which would reduce our cash available for working capital. In addition, holders of preferred stock would be entitled to be paid out of any assets we have in the event of any liquidation, dissolution or winding up of the corporation, before the holders of common stock would be paid anything.

Currently, we do not have any arrangements for any financing, whether it be through the sale of common stock or preferred stock or any other method of financing, and we can provide no assurances to investors that we will be able to obtain any financing when required. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms.  Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and financial condition. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

It is likely that our operating losses will increase in the future and it is very possible we will never achieve or sustain profitability. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Condensed Consolidated Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Emerging Growth Company

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

SEC Reference	Title of
Number	Document	Location

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101

The following financial information from Ideal Restaurant Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders’ Deficit; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

Filed herewith

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ideal Restaurant Group, Inc.

By:	/s/ Rudy Southwell
Rudy Southwell
Co- Principal Executive Officer Date: February 14, 2013

Ideal Restaurant Group, Inc.

By:	/s/ Rudy Southwell
Rudy Southwell
Principal Financial Officer Date: February 14, 2013