Form 10-Q
period 2013-03-31
Ideal Restaurant Group, Inc.
filed 2013-05-14
CIK 1556276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-54902

Ideal Restaurant Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	45-4237246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 North Avenue, Suite 200 New Rochelle, New York	10801
(Address of principal executive offices)	(Zip Code)

914-774-8811
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,000,000 shares of common stock as of May 10, 2013.

Ideal Restaurant Group, Inc.

ii

Forward-Looking Information

This report on Form 10-Q contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.  Examples of forward-looking statements include:

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

lack of available funding

•

failure to secure locations for construction of restaurants

•

general economic and business conditions

•

competition from third parties

•

regulatory constraints

•

changes in methods of marketing

•

changes in customer demand

•

changes in product mix

•

other risks to which our Company is subject

•

other factors beyond the Company's control.

•

strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Registration Statement on Form S-1 that was declared effective on February 8, 2013. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

iii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Ideal Restaurant Group, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,578	$51,000
Prepaid expenses	45	2,700
Total current assets	2,623	53,700

Total assets	$2,623	$53,700

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$6,757	$31,033
Accrued interest	2,616	741
Notes payable	75,000	-
Note payable - related party	13,700	-
Total current liabilities	98,073	31,774

Note payable - related party	10,000	63,700
Total liabilities	108,073	95,474

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Paid-in capital	17,000	17,000
Accumulated deficit during the development stage	(126,450)	(62,774)
Total stockholders' deficit	(105,450)	(41,774)

Total liabilities and stockholders' deficit	$2,623	$53,700

See accompanying notes to condensed consolidated financial statements.

Ideal Restaurant Group, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

				Period from Inception
			Nine Months	(December 22,
	Three Months Ended		Ended	Ended
	March 31,		March 31,	to March 31,
	2013	2012	2013	2013

Net revenues	$-	$-	$-	$-

Operating expenses:
Professional fees	26,533	13,187	54,528	98,748
General and administrative	1,283	17,813	6,398	24,211

Total operating expenses	27,816	31,000	60,926	122,959

Operating loss	(27,816)	(31,000)	(60,926)	(122,959)
Other expense:
Interest expense	(938)	(116)	(2,750)	(3,491)

Loss before income tax provision	(28,754)	(31,116)	(63,676)	(126,450)
Income tax provision	-	-	-	-
Net loss	$(28,754)	$(31,116)	$(63,676)	$(126,450)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	4,000,000	3,842,582	4,000,000

See accompanying notes to condensed consolidated financial statements.

Ideal Restaurant Group, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Stockholders' Deficit

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception (December 22, 2011) and at December 31, 2011	-	$-	$-	$-	$-

Shares issued to employees for services	3,562,500	3,563	14,250		17,813
Shares issued to third parties for services	437,500	437	1,750		2,187
Warrants issued to third parties for services			1,000		1,000
Net loss	-	-	-	(62,774)	(62,774)

Balance at June 30, 2012	4,000,000	$4,000	$17,000	$(62,774)	$(41,774)

Net loss (Unaudited)	-	-	-	(63,676)	(63,676)

Balance at March 31, 2013 (Unaudited)	4,000,000	$4,000	$17,000	$(126,450)	$(105,450)

See accompanying notes to condensed consolidated financial statements.

Ideal Restaurant Group, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Period from Inception
	Ended	(December 22, 2011)
	March 31,	to March 31,
	2013	2012	2013
Cash flows from operating activities:

Net loss	$(63,676)	$(31,116)	$(126,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	21,000	21,000
Changes in assets and liabilities:
Prepaid expenses	2,655	(2,700)	(45)
Accounts payable	(24,276)	-	6,757
Accrued interest	1,875	116	2,616
Net cash used in operating activities	(83,422)	(12,700)	(96,122)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable	25,000	50,000	75,000
Proceeds from notes payable - related party	10,000	13,700	23,700
Net cash provided by financing activities	35,000	63,700	98,700

Change in cash and equivalents	(48,422)	51,000	2,578

Cash and equivalents, beginning of year	51,000	-	-

Cash and equivalents, end of year	$2,578	$51,000	$2,578

Supplemental cash flow information
Cash paid for interest	$875	$-	$875

See accompanying notes to condensed consolidated financial statements.

Ideal Restaurant Group, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

The Company is a development stage company as it has not yet begun to generate revenues from its planned principal operations. Ideal Restaurant prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results for the full fiscal years. While the Company’s management believes that the disclosures presented herein are adequate and not misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the period from Inception (December 22, 2011) to June 30, 2012 contained in the Company’s Registration Statement on Form S-1 that was declared effective on February 8, 2013.

Note 2:

Going Concern

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the condensed consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets as of March 31, 2013 as it has not determined that such assets are likely to be realized.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect. These pronouncements did not have any material impact on the condensed consolidated financial statements unless otherwise disclosed. The Company does not expect the adoption of recently issued but not yet effective accounting pronouncements to have a significant impact on its financial position, results of operations, or condensed consolidated financial statements.

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

Income taxes are summarized as follows:

				Period from
				Inception
			Nine months	(December 22,
	Three months ended		ended	2011) to
	March 31,		March 31,	March 31,
	2013	2012	2013	2013

Current provision (benefit)	$(9,776)	$(10,579)	$(21,650)	$(42,993)
Deferred provision	9,776	10,579	21,650	42,993
Net income tax (benefit) provision	$-	$-	$-	$-

While the Company’s statutory tax rate is 34%, its effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 5:

Notes Payable

On January 1, 2012 the Company entered into a promissory note whereby it borrowed $13,700 from the president of the Company. Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest by January 1, 2014.

On March 14, 2012 the Company received proceeds of $50,000 in exchange for a note payable to a third-party. This note bears interest at a rate of 5% per annum with all principal and unpaid interest due on September 14, 2013. The Company has incurred interest expense related to this note of $625, $116, $1,875, and $2,616 for the three months ended March 31, 2013 and 2012, the nine months ended March 31, 2013 and the period from the Date of Inception to March 31, 2013; all such interest is included within accrued interest in the accompanying balance sheet as of March 31, 2013.

On June 30, 2012 the Company entered into a promissory note whereby it borrowed $25,000 from a third-party. Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and all interest accrued at the rate of 5% per annum by December 20, 2013. The Company has incurred interest expense related to this note of $313, $0, $875, and $875 for the three months ended March 31, 2013 and 2012, the nine months ended March 31, 2013, and the period from the Date of Inception to March 31, 2013; all such interest has been paid as of March 31, 2013.

On July 30, 2012 the Company entered into a promissory note whereby it borrowed $10,000 from the president of the Company. Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest by July 30, 2014.

Note 6:

Stockholders’ Equity

On December 22, 2011, the Company was incorporated and authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share.

On January 2, 2012, we issued:

-

3,500,000 shares of common stock to Rudy Southwell, our President, for pre-incorporation services valued at $17,500, and

-

62,500 shares of common stock to Tessle Robinson, our Vice President, for pre-incorporation services valued at $313, and

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

Note 7:

Warrants

On January 2, 2012, the Company entered into an agreement with Public Financial Services, LLC (PFS), a Florida limited liability company, to provide business consulting services for a period of twelve months, including to consult and advise about: (a) our corporate structure and strategic advice in connection with going public; (b) engaging appropriate SEC counsel, auditors, transfer agents and other professionals for the purpose of going public as a registered fully reporting public company; (c) assistance in the compilation of information necessary for preparation of this registration statement; (d) advice on responses to registration statement comments by the Securities and Exchange Commission and comments by FINRA regarding quotation of the Company’s securities and (e) compilation of the information necessary to achieve a Standard Manual exemption for secondary trading.

The Company has paid PFS a cash consulting fee of $10,000. The Company also paid PFS a fee of $1,000, which PFS used to purchase 200,000 shares of our common stock, and a fee of $1,000 which they used to purchase 200,000 vested warrants with an exercise price of $5 per share for a term of five years. The warrants may not be exercised for eighteen months from the date of the agreement and are subject to cancellation if the Company raises at least $10 million in equity financing within eighteen months of the agreement. The Company is obligated to pay additional cash consulting fees of $30,000 upon achievement of certain milestones, of which $20,000 was paid during the three months ended March 31, 2013.

Note 8:

Related Party Transactions

On January 1, 2012, the Company entered into an agreement with Mr. Southwell, its Chief Executive Officer and Chairman. Under the terms of the written agreement, he is paid a salary of $150,000, earns a performance bonus of up to $20,000 for each restaurant opened and is entitled to three weeks of paid vacation and reimbursement of reasonable business expenses. The salary and bonus shall be paid in an amount not to exceed the monthly net-profit, which shall be defined as gross sales less all expenses, whether paid or accrued. Any amounts not paid as a result of insufficient monthly net-profit will not accrue and will not be payable in the future. The employment agreement has a term of five years, but can be terminated sooner with or without cause. If terminated without cause, the Company is obligated to pay Mr. Southwell a severance allowance of $100,000. Mr. Southwell is also entitled to the severance allowance in a change of control, cessation of business, merger with another company or bankruptcy.

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

On March 1, 2012, the Company entered into an agreement with The Schooner Group, LLC to provide various services including but not limited to, bookkeeping, website development and management, recruitment and payroll processing. The agreement has a term of five years and requires the Company to pay $500 per week for the first 12 months, with 5% annual increases after the first year. The agreed upon fee for services will begin on the date of the Company’s first equity raise.

On July 17, 2012, The Schooner Group, LLC purchased 175,000 shares of common stock of the Company from its President, Rudolph Southwell for $875.

The Company incurred $2,889, $0, $19,303, and $50,336 in legal fees related to the incorporation of the Company for the three months ended March 31, 2013 and 2012, the nine months ended March 31, 2013, and for the period from the Date of Inception to March 31, 2013, respectively, provided by a related party who is also a shareholder of Schooner Group, LLC.

Note 9:

Commitments and Contingencies

Legal Proceedings

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of March 31, 2013.

Operating Leases and Service Contracts

The Company has no non-cancellable operating leases or service contracts.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Item 2 should be read in conjunction with our audited financial statements for the period Inception (December 22, 2011) to June 30, 2012, which are contained in the Company’s Registration Statement on Form S-1 that was declared effective on February 8, 2013.

Business Overview

Ideal Restaurant Group, Inc. (the “Company”) was incorporated in the State of Florida on December 22, 2011. We are a development stage company that has not yet begun to generate revenues from its planned principal operations. Since incorporation, our management has been focused on developing our business plan, researching target markets to construct new family dining restaurants, researching franchise companies and raising capital. We have raised $98,700 from our president and two individual investors. We have one wholly owned subsidiary, Destiny Pancakes, LLC, which has no business activity.

The Company plans to build and operate family dining restaurants which serve a broad range of entrees, appetizers, desserts and non-alcoholic beverages. While we have plans to open multiple restaurants, we cannot provide any assurance that we will be able to open any restaurant. We have not built, opened or operated a family dining restaurant to date.

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

Plan of Operation

We are presently focused on identifying potential locations to construct our first family dining restaurant. We recently narrowed our search to the States of New York, New Jersey and recently Massachusetts. Our president has already conducted site visits at nine specific locations in New York State, within the cities of Syracuse, Albany, Middletown, Queensbury, Plattsburg, Watertown, Ithaca, Poughkeepsie and Buffalo. He also conducted site visits at three specific locations in Massachusetts, within the cities of Hadley, Kingston and Lanesborough.

After completing thorough site visits, our management conferenced with the landlord’s attorney and subsequently negotiated general terms and conditions based on their standard lease. We have not entered into any letter of intent or lease agreement. We plan to finalize terms and conditions after we raise at least $1,455,000 from our contemplated equity offering, which we believe would be sufficient to build-out, develop and operate our first family dining restaurant.

Prior to finalizing the terms and conditions of any lease agreement, we will first need to determine whether we will operate our first family dining restaurant independently or as a franchise. We believe a franchise could help us leverage the name brand, marketing and operations of an existing chain. A franchisor will likely have meaningful input into the specific location, square footage requirements and other issues which may impact the suitability of any specific location and the terms and conditions of any lease agreement we may enter into. There is no assurance we will successfully secure any acceptable franchise agreement. If we fail to enter into acceptable franchise agreements, we plan to build independently owned and operated family dining restaurants.

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

During the next twelve months (which began in March 2013), we plan the following business activities:

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

Results of Operations

From inception on December 22, 2011 to March 31, 2013:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $98,748 of professional fees and $24,211 of general and administrative expenses. Of the $122,959 of total operating expenses, $21,000 related to non-cash stock-based compensation. The other $101,959 of our operating expenses were paid in cash and related to accounting, legal and consulting fees.

Net Loss: We had a net loss of $126,450, of which $21,000 related to non-cash stock-based compensation.

The results of operations for the period January 1, 2012 to March 31, 2013 are not indicative of the results for any future interim period. During this period, we were primarily focused on raising investment capital, business planning and preparing this registration statement.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, accounting, legal fees and relating to the development of family dining restaurants.

For the Nine Months Ended March 31, 2013:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $54,528 of professional fees and $6,398 of general and administrative expenses. The $60,926 of operating expenses were paid in cash and related to accounting, legal and consulting fees.

Net Loss: We had a net loss of $63,676.

The results of operations for the period July 1, 2012 to March 31, 2013 are not indicative of the results for any future interim period. During this period, we were primarily focused on raising investment capital, business planning and preparing this registration statement.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, accounting, legal fees and relating to the development of family dining restaurants.

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012:

Revenues: We generated $0 in revenues during the three months ended March 31, 2013 and 2012.

Operating Expenses: During the three months ended March 31, 2013, our operating expenses consisted of $26,533 of professional fees and $1,283 of general and administrative expenses. The $27,816 of operating expenses were paid in cash and related to accounting, legal and consulting fees.

During the three months ended March 31, 2012, our operating expenses consisted of $13,187 of professional fees and $17,813 of general and administrative expenses. Of the $31,000 of total operating expenses, $21,000 related to non-cash stock-based compensation. The other $10,000 of our operating expenses were paid in cash and related to consulting fees.

The decrease in our operating expenses from the three months ended March 31, 2012 to the three months ended March 31, 2013 is attributable to the $21,000 decrease in our non-cash stock-based compensation expense, offset by the increase in expenses related to our efforts to implement our business plan.

Net Loss: We had a net loss of $28,754 and $31,116 for the three months ended March 31, 2013 and 2012, respectively, of which $0 and $21,000, respectively, related to non-cash stock-based compensation.

The results of operations for the three months ended March 31, 2013 are not indicative of the results for any future interim period. During this period, we were primarily focused on raising investment capital, business planning and preparing this registration statement.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, accounting, legal fees and relating to the development of family dining restaurants.

Liquidity and Capital Resources

As of March 31, 2013

Our balance sheet as of March 31, 2013 reflects cash assets of $2,578, prepaid expenses of $45 and $108,073 of liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Our cash came from the sale of promissory notes in which we raised $98,700 from our president and two individual investors. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

Currently, we do not have any arrangements for any additional financing, whether through the sale of common stock or preferred stock or any other method of financing, and we can provide no assurances to investors that we will be able to obtain any financing when required. In the future, we plan to try and raise additional capital through the issuance of additional shares of common stock or preferred stock. If we issue additional shares of common stock in the future, our then-existing shareholders may face substantial dilution. If we issue preferred stock, we could be obligated to provide preferred shareholders with rights and preferences that are superior to our common shareholders such as dividends or interest, which would reduce our cash available for working capital, or liquidation preferences, which could enable holders of preferred stock to be paid out of any assets we have in the event of any liquidation, dissolution or winding up of the corporation, prior to the holders of common stock.

Since January 1, 2012, we have been spending approximately $8,197 per month to support our current level of operations. The expenses include costs of legal, accounting and other expenses associated with the daily operations of our business.

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

Promissory Notes

On March 14, 2012 we entered into a promissory note whereby we borrowed $50,000 from an unrelated party. Under the terms of the unsecured promissory note, we are obligated to pay one lump sum of principal and all interest accrued at the rate of 5% per annum within eighteen months. The purpose of the loan was to ensure we had sufficient working capital if needed.

On June 30, 2012 we entered into a promissory note whereby we borrowed $25,000 from an unrelated party. Under the terms of the unsecured promissory note, we are obligated to pay one lump sum of principal and all interest accrued at the rate of 5% per annum within eighteen months. The purpose of the loan was to ensure we had sufficient working capital if needed.

On January 1, 2012 and July 30, 2012 we entered into promissory notes whereby we borrowed $13,700 and $10,000, respectively, from Rudy Southwell, our president. Under the terms of the unsecured promissory notes, we are obligated to pay one lump sum of principal and no interest within twenty four months of the respective issuance date. The purpose of the loans were to ensure we had sufficient working capital if needed.

We do not currently have sufficient funds to repay all the notes.

Going Concern

As of March 31, 2013, our reliance on capital from investors, our very limited operating history, our operating losses and other factors have led us to believe there is substantial doubt about our ability to continue as a going concern.

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

Emerging Growth Company

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies known as emerging growth companies. As defined by the JOBS Act, we are an emerging growth company and may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the earliest of:

(a)

the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)

the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective IPO registration statement;

(c)

the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt;

(d)

the date on which we are deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’; or

(e)

the date on which we affirmatively and irrevocably opt out of this extended transition period.

We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an emerging growth company or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on our condensed consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued but not yet effective that might have a material impact on our financial position, results of operations, or condensed consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include a report of our management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

SEC Reference
Number	Title of Document	Location

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101

The following financial information from Ideal Restaurant Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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
Rudy Southwell
Principal Executive Officer and Principal Financial Officer Date: May 14, 2013